Form 10-Q
period 2022-06-30
Chenghe Acquisition Co.
filed 2022-08-05
CIK 1856948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 5, 2022, there were 11,500,000 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CHENGHE ACQUISITION CO.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the period from April 7, 2021 (inception) through June 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three and six months ended June 30, 2022 and for the period from April 7, 2021 (inception) through June 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from April 7, 2021 (inception) through June 30, 2021 (Unaudited)	5
Notes to Condensed Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	22
Part III. Signatures	23

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

CHENGHE ACQUISITION CO.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash	$702,698	$—
Prepaid expenses	293,807	—
Due from Sponsor	—	13,040
Total Current Assets	996,505	13,040

Deferred offering costs	—	435,396
Long-term prepaid insurance	83,060	—
Investments held in Trust Account	118,565,337	—
TOTAL ASSETS	$119,644,902	$448,436

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$71,360	$—
Accrued offering costs	50,393	243,432
Due to Sponsor	25,838	—
Promissory note – related party	—	192,479
Total Current Liabilities	147,591	435,911

Deferred underwriting commissions	4,025,000	—
Total Liabilities	4,172,591	435,911

Commitments

Class A ordinary shares subject to possible redemption, $0.0001 par value, 11,500,000 and nil number of shares at redemption value of $10.30	118,565,337	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 11,500,000 and nil number of shares subject to possible redemption as of June 30, 2022 and December 31, 2021, respectively)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,875,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	288	288
Additional paid-in capital	—	24,712
Accumulated deficit	(3,093,314)	(12,475)
Total Shareholders’ (Deficit) Equity	(3,093,026)	12,525
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ (DEFICIT) EQUITY	$119,644,902	$448,436

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION CO.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the
			Period from
	Three Months	Six Months	April 7, 2021
	Ended	Ended	(Inception)
	June 30,	June 30,	Through June 30,
	2022	2022	2021
Operating and formation costs	$196,604	$196,604	$9,405
Loss from operations	(196,604)	(196,604)	(9,405)

Other income:
Interest earned on investments held in Trust Account	115,337	115,337	—
Other income, net	115,337	115,337	—

Net loss	$(81,267)	$(81,267)	$(9,405)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	7,582,418	3,812,155	—

Basic and diluted net loss per share, Class A ordinary shares subject to redemption	$(0.01)	$(0.01)	$—

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	2,747,253	2,624,309	2,500,000

Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.01)	$(0.01)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION CO.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional		Total Shareholders’
					Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2022	—	$—	2,875,000	$288	$24,712	$(12,475)	$12,525
Net income (loss)	—	—	—	—	—	—	—
Balance – March 31, 2022	—	$—	2,875,000	$288	$24,712	$(12,475)	$12,525
Fair value of Public Warrants at issuance	—	—	—	—	1,667,500	—	1,667,500
Sale of 7,750,000 Private Placement Warrants	—	—	—	—	7,750,000	—	7,750,000
Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(159,530)	—	(159,530)
Re-measurement for Class A ordinary shares subject to redemption amount	—	—	—	—	(9,282,682)	(2,999,572)	(12,282,254)
Net loss	—	—	—	—	—	(81,267)	(81,267)
Balance – June 30, 2022	—	$—	2,875,000	$288	$—	$(3,093,314)	$(3,093,026)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION CO.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

			Additional		Total
	Class B Ordinary Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — April 7, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	(9,405)	(9,405)
Balance – June 30, 2021	2,875,000	$288	$24,712	$(9,405)	$15,595

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION CO.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from April 7,
	For Six	2021 (Inception)
	Months Ended	Through
	June 30,	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(81,267)	$(9,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by related party	—	9,405
Interest earned on investments held in Trust Account	(115,337)	—
Changes in operating assets and liabilities:
Prepaid expenses	(293,807)	—
Due from Sponsor	13,040	—
Long-term prepaid insurance	(83,060)	—
Accrued expenses	71,360	—
Due to Sponsor	25,838	—
Net cash used in operating activities	(463,233)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(118,450,000)	—
Net cash used in investing activities	(118,450,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000	—
Proceeds from sale of Private Placements Warrants	7,750,000	—
Proceeds from promissory note – related party	107,521	—
Repayment of promissory note – related party	(300,000)	—
Payment of offering costs	(641,590)	—
Net cash provided by financing activities	119,615,931	—

Net Change in Cash	702,698	—
Cash – Beginning of period	—	—
Cash – End of period	$702,698	$—

Non-Cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Offering costs included in accrued offering costs	$50,393	$58,628
Offering costs paid by Sponsor under the promissory note	$—	$80,762
Deferred underwriting fee payable	$4,025,000	$—
Initial classification of ordinary shares subject to possible redemption	$118,450,000	$—
Re-measurement for Class A ordinary shares subject to possible redemption	$115,337	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from April 7, 2021 (inception) through June 30, 2022 relates to the Company’s formation, its initial public offering (the “IPO”) and searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO was declared effective on April 27, 2022 (the “Effective Date”). On May 2, 2022, the Company consummated the IPO of 11,500,000 units, including the issuance of 1,500,000 units as a result of the underwriters’ full exercise of the over-allotment option (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $115,000,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 7,750,000 warrants (the “Private Placement Warrants,” such private placement, the “Private Placement”), (including 750,000 private placement warrants in connection with the full exercise of the underwriters’ overallotment option), at a price of $1.00 per Private Placement Warrant in a private placement to Chenghe Investment Co. (the “Sponsor”), generating gross proceeds of $7,750,000, which is discussed in Note 4.

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

Following the closing of the IPO on May 2, 2022, an amount of $118,450,000 ($10.30 per Unit) from the net proceeds of the sale of the public units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and may only be invested in U.S. government securities, within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the public shares if the Company is unable to complete its initial Business Combination within the Combination Period (as define below), subject to applicable law, or (iii) the redemption of the public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Combination Period, or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have only 15 months or during one of the three three-month extensions (for a total up to 24 months) from the closing of the IPO (collectively, the “Combination Period”) to complete the initial Business Combination. If the Company has not completed the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination; waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete its initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame; and (ii) vote any founder shares held by them and any public shares purchased during or after the IPO (including in open market and privately- negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.30 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.30 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations.

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Liquidity

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date these financial statements are issued and therefore substantial doubt has been alleviated.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission ( “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on April 29, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 9, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021. The Company held $702,698 and nil in cash as of June 30, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

At June 30, 2022, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its United States Treasury securities as trading securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments—Debt and Equity Securities.” Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of all assets held in the Trust Account are determined using available market information and classified as Level 1 measurements.

As of June 30, 2022, investments in the Company’s Trust Account consisted of $20,800 in cash and $118,544,537 in U.S. Treasury Securities. The Company purchased Treasury Securities on May 4, 2022, which will mature on July 12, 2022. The Company considers all investments with original maturities of less than three months to trading securities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary share subject to possible redemption is presented as temporary equity, outside of the shareholders' deficit section of the Company's condensed balance sheets.

As of June 30, 2022, the amount of Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(1,667,500)
Class A ordinary shares issuance at cost	(7,049,417)
Plus:
Re-measurement for Class A ordinary shares subject to possible redemption	12,282,254
Contingently redeemable ordinary share	$118,565,337

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1, SEC Staff Accounting bulletin Topic 5A – “Expenses of Offering”, and SEC Staff Accounting bulletin Topic 5T – “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $7,208,947 as a result of the IPO (consisting of $2,300,000 of underwriting fees, $4,025,000 of deferred underwriting fees, and $883,947 of other offering costs).

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Net Loss per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The number of weighted average shares for the period from April 7, 2021 (inception) through June 30, 2021 was reduced for the effect of an aggregate of 375,000 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. On May 2, 2022, the underwriters fully exercised their over-allotment option, hence, 375,000 Founder Shares were no longer subject to forfeiture. (see Note 5). At June 30, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

					For the
					Period from
					April 7,
					2021
					(Inception)
	Three Months Ended		Six Months Ended		through
	June 30, 2022		June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(59,653)	$(21,614)	$(48,132)	(33,135)	$—	$(9,405)
Denominator:
Basic and diluted weighted average shares outstanding	7,582,418	2,747,253	3,812,155	2,624,309	—	2,500,000
Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.01)	(0.01)	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation limit of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement (“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Level 2 — Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets. The fair values of cash, prepaid assets, and accounts payable are estimated to approximate the carrying values as of June30, 2022 and December 31, 2021 due to the short maturities of such instruments.

The estimated fair values of all assets held in the Trust Account are determined using available market information and classified as Level 1 measurements.

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

NOTE 3. INITIAL PUBLIC OFFERING

On May 2, 2022, the Company sold 11,500,000 Units, including 1,500,000 Units as a result of the underwriters’ full exercise of the over-allotment option, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). Each warrant will become exercisable 30 days after the completion of the initial Business

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Combination, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 7,750,000 warrants at a price of $1.00 per warrant, for an aggregate purchase price of $7,750,000.

A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will be worthless (See Note 7).

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On April 8, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of the offering and formation costs in exchange for an aggregate of 7,187,500 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). On June 20, 2021 and on December 28, 2021, respectively, the Sponsor surrendered and forfeited to the Company 1,437,500 Founder Shares for no consideration, following which, the Sponsor holds 4,312,500 Founder Shares. On March 29, 2022, the Sponsor further surrendered and forfeited to the Company 1,437,500 Founder Shares for no consideration, following which the Sponsor holds 2,875,000 Founder Shares. As a result of these surrender and forfeiture of Founder Shares, the per share price increased to approximately $0.009 per share. On March 30, 2022, the Sponsor transferred an aggregate of 177,439 of its Founder Shares to the Company’s independent director nominees and advisory board member, for their board and advisory services, in each case for no cash consideration, including 20,000 shares to each of Kwan Sun, Robert Ewing and Ning Ma, 50,000 shares to Kenneth W. Hitchner and 67,439 shares to Dr. Zhiwei Liu, respectively. Currently, the Sponsor holds 2,697,561 of the Company’s outstanding Class B ordinary shares. Up to 375,000 Founder Shares are subject to forfeiture to the extent over-allotment not exercised in full. On May 2, 2022, the underwriters fully exercised their over-allotment option, hence, 375,000 Founder Shares were no longer subject to forfeiture, so that the number of Founder Shares outstanding at June 30, 2022 was 2,875,000.

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

Administrative Services Agreement

Commencing on April 27, 2022, the effective date of the Company’s registration statement for IPO, the Company will pay to the Sponsor $15,000 per month for office space, utilities, secretarial support and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred $31,548 in fees for these services, and

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

such amount is included in due to Sponsor in the accompanying balance sheets. For the period from April 7, 2021 (inception) through June 30, 2021, the Company did not incur any fees for these services.

Promissory Note — Related Party

On April 8, 2021, the Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and due at the earlier of June 30, 2022 or the closing of the IPO. As of May 2, 2022, the Company had borrowed $300,000 and repaid under the promissory note.

Related Party Loans

In order to finance working capital deficit or to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Placement Warrants, which will be issued in a private placement simultaneously with the closing of the IPO and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

On May 2, 2022, the underwriters were paid a cash underwriting fee of 2% of the gross proceeds of the IPO, totaling $2,300,000.

In addition, $0.35 per unit, or approximately $4,025,000 in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. SHAREHOLDERS’ (DEFICIT) EQUITY

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were no shares of preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were no shares of Class A ordinary shares issued or outstanding, excluding 11,500,000 and nil shares of Class A ordinary shares subject to redemption, respectively.

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On April 8, 2021, the Company issued 7,187,500 Class B ordinary shares to its Sponsor for $25,000, or approximately $0.003 per share. On June 20, 2021 and on December 28, 2021, respectively, the Sponsor surrendered and forfeited to the Company 1,437,500 Founder Shares for no consideration, following which, the Sponsor holds 4,312,500 Founder Shares. On March 29, 2022, the Sponsor surrendered and forfeited to the Company 1,437,500 Founder Shares, following which the Sponsor holds 2,875,000 Founder Shares, 375,000 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. On May 2, 2022, the underwriters fully exercised their over-allotment option, hence, 375,000 Founder Shares were no longer subject to forfeiture, so that the number of Founder Shares outstanding at June 30, 2022 was 2,875,000.

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

Warrants – As of June 30, 2022 and December 31, 2021, the total number of Public Warrants and Private Placement Warrants outstanding were 13,500,000 and nil, respectively. Each whole warrant is exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment as provided herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities, for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 10-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) of the Class A ordinary shares is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The Company has agreed that as soon as practicable, but in no event later than fifteen business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value. The “fair market value” as used in this paragraph shall mean the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).

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

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Chenghe Acquisition Co. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Chenghe Investment Co. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed business combination (as defined below), our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed business combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our final prospectus for our IPO filed with the SEC. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on April 7, 2021 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash derived from the proceeds of the IPO and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 7, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of $81,267, which consists of operating costs of $196,604, offset by interest income on investments held in the Trust Account of $115,337.

For the six months ended June 30, 2022, we had a net loss of $81,267, which consists of operating costs of $196,604, offset by interest income on investments held in the Trust Account of $115,337.

For the period from April 7, 2021 (inception) through June 30, 2021, we had net loss $9,405, which consisted of formation and operating costs.

Liquidity and Capital Resources

On May 2, 2022, we consummated the IPO of 11,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at a purchase price of $10.00 per Unit, generating total gross proceeds of $115,000,000. Simultaneously with the closing of the IPO, we consummated the sale of an aggregate of 7,750,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in private placements to our sponsor, generating gross proceeds of $7,750,000.

Following the IPO and the Private Placement, a total of $118,450,000 ($10.30 per Unit) was placed in the Trust Account. We incurred transaction costs of $7,208,947, consisting of $2,300,000 of underwriting fees, and $4,025,000 of deferred underwriting fees and $883,947 of other offering costs.

For the six months ended June 30, 2022, cash used in operating activities was $463,233. Net loss of $81,267 was affected by interest earned on investments held in the Trust Account of $115,337. Changes in operating assets and liabilities used $266,629 of cash for operating activities.

For the period from April 7, 2021 (inception) through June 30, 2021, we do not have cash used in operating activities.

As of June 30, 2022, we had investments held in the Trust Account of $118,565,337 consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $702,698. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay for directors and officers liability insurance premiums.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our sponsor a sum of $15,000 per month for office space, utilities, secretarial and administrative services provided to members of our management team. We will begin incurring these fees on April 27, 2022 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $4,025,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary share subject to possible redemption is presented as temporary equity, outside of the Shareholders’ deficit section of our condensed balance sheets.

Offering Costs associated with the Initial Public Offering

We comply with the requirements of ASC 340-10-S99-1, SEC Staff Accounting bulletin Topic 5A – “Expenses of Offering”, and SEC Staff Accounting bulletin Topic 5T – “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. We incurred offering costs amounting to $7,208,947 as a result of the IPO (consisting of $2,300,000 of underwriting fees, $4,025,000 of deferred underwriting fees, and $883,947 of other offering costs).

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The number of weighted average shares for the period from April 7, 2021 (inception) through June 30, 2021 was reduced for the effect of an aggregate of 375,000 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. On May 2, 2022, the underwriters fully exercised their over-allotment option, hence, 375,000 Founder Shares were no longer subject to forfeiture. At June 30, 2022 and 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 ended June 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the IPO filed with the SEC on April 29, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for the IPO filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 2, 2022, we consummated the IPO of 11,500,000 Units, which includes the full exercise by the underwriters of its over-allotment option in the amount of 1,500,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $115,000,000. Each Unit consists of one share of Class A ordinary shares, par value $0.0001 per share, and one-half of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The warrants will become exercisable 30 days after the consummation of our initial Business Combination, and will expire five years after the consummation of our initial Business Combination, or earlier upon redemption or liquidation.

Simultaneously with the consummation of the IPO, the Sponsor purchased an aggregate of 7,750,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $7,750,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to the Private Placement.

We incurred $7,208,947 in IPO related costs, including $2,300,000 of underwriting fees, $4,025,000 of deferred underwriting fees, and $883,947 of other offering costs.

After deducting the underwriting fees (excluding the deferred portion of $4,025,000, which amount will be payable upon consummation of our initial Business Combination, if consummated) and the offering expenses, the total net proceeds from the IPO and the Private Placement was $119,566,053, of which $118,450,000 was placed in the Trust Account.

For a description of the use of the proceeds generated in the IPO, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENGHE ACQUISITION CO.

Date: August 5, 2022	By:	/s/ Shibin Wang
	Name:	Shibin Wang
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 5, 2022	By:	/s/ Zhiyang Zhou
	Name:	Zhiyang Zhou
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)