Form 10-Q
period 2022-09-30
Chenghe Acquisition Co.
filed 2022-11-10
CIK 1856948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 10, 2022, there were 11,500,000 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CHENGHE ACQUISITION CO.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from April 7, 2021 (inception) through September 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three and nine months ended September 30, 2022	3
Condensed Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2021 and for the period from April 7, 2021 (inception) through September 30, 2021 (Unaudited)	4
Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from April 7, 2021 (inception) through September 30, 2021 (Unaudited)	5
Notes to Condensed Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24
Part III. Signatures	25

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

CHENGHE ACQUISITION CO.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash	$671,519	$—
Prepaid expenses	274,445	—
Due from Sponsor	—	13,040
Total Current Assets	945,964	13,040

Deferred offering costs	—	435,396
Long-term prepaid insurance	19,381	—
Investments held in Trust Account	119,104,732	—
TOTAL ASSETS	$120,070,077	$448,436

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$157,742	$—
Accrued offering costs	50,000	243,432
Due to Sponsor	70,839	—
Promissory note – related party	—	192,479
Total Current Liabilities	278,581	435,911

Deferred underwriting commissions	4,025,000	—
Total Liabilities	4,303,581	435,911

Commitments

Class A ordinary shares subject to possible redemption, $0.0001 par value, 11,500,000 and nil number of shares at redemption value of $10.36 as of September 30, 2022 and December 31, 2021, respectively	119,104,732	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 11,500,000 and nil number of shares subject to possible redemption as of September 30, 2022 and December 31, 2021, respectively)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,875,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	288	288
Additional paid-in capital	—	24,712
Accumulated deficit	(3,338,524)	(12,475)
Total Shareholders’ (Deficit) Equity	(3,338,236)	12,525
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ (DEFICIT) EQUITY	$120,070,077	$448,436

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION CO.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the
				Period from
	Three Months		Nine months	April 7, 2021
	Ended		Ended	(Inception)
	September 30,		September 30,	Through September 30,
	2022	2021	2022	2021
Operating and formation costs	$245,210	$—	$441,814	$9,405
Loss from operations	(245,210)	—	(441,814)	(9,405)

Other income:
Interest earned on investments held in Trust Account	539,395	—	654,732	—
Other income, net	539,395	—	654,732	—

Net income (loss)	$294,185	$—	$212,918	$(9,405)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	11,500,000	—	6,402,930	—

Basic and diluted net income (loss) per share, Class A ordinary shares subject to redemption	$0.02	$—	$0.02	$—

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	2,875,000	2,500,000	2,708,791	2,500,000

Basic and diluted net income (loss) per share, Non-redeemable ordinary shares	$0.02	$—	$0.02	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION CO.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional		Total Shareholders’
					Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2022	—	$—	2,875,000	$288	$24,712	$(12,475)	$12,525
Net income (loss)	—	—	—	—	—	—	—
Balance – March 31, 2022	—	$—	2,875,000	$288	$24,712	$(12,475)	$12,525
Fair value of Public Warrants at issuance	—	—	—	—	1,667,500	—	1,667,500
Sale of 7,750,000 Private Placement Warrants	—	—	—	—	7,750,000	—	7,750,000
Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(159,530)	—	(159,530)
Re-measurement for Class A ordinary shares subject to redemption amount	—	—	—	—	(9,282,682)	(2,999,572)	(12,282,254)
Net loss	—	—	—	—	—	(81,267)	(81,267)
Balance – June 30, 2022	—	$—	2,875,000	$288	$—	$(3,093,314)	$(3,093,026)
Re-measurement for Class A ordinary shares subject to redemption amount	—	—	—	—	—	(539,395)	(539,395)
Net income	—	—	—	—	—	294,185	294,185
Balance – September 30, 2022	—	$—	2,875,000	$288	$—	$(3,338,524)	$(3,338,236)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION CO.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

			Additional		Total
	Class B Ordinary Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — April 7, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	(9,405)	(9,405)
Balance – June 30, 2021	2,875,000	$288	$24,712	$(9,405)	$15,595
Net loss	—	—	—	—	—
Balance – September 30, 2021	2,875,000	$288	$24,712	$(9,405)	$15,595

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION CO.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from April 7,
	For Nine	2021 (Inception)
	Months Ended	Through
	September 30,	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$212,918	$(9,405)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by related party	—	9,405
Interest earned on investments held in Trust Account	(654,732)	—
Changes in operating assets and liabilities:
Prepaid expenses	(274,445)	—
Due from Sponsor	13,040	—
Long-term prepaid insurance	(19,381)	—
Accrued expenses	157,349	—
Due to Sponsor	70,839	—
Net cash used in operating activities	(494,412)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(118,450,000)	—
Net cash used in investing activities	(118,450,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000	—
Proceeds from sale of Private Placements Warrants	7,750,000	—
Proceeds from promissory note – related party	107,521	—
Repayment of promissory note – related party	(300,000)	—
Payment of offering costs	(641,590)	—
Net cash provided by financing activities	119,615,931	—

Net Change in Cash	671,519	—
Cash – Beginning of period	—	—
Cash – End of period	$671,519	$—

Non-Cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$2,555
Offering costs included in accrued offering costs	$50,393	$218,761
Offering costs paid by Sponsor under the promissory note	$—	$136,380
Deferred underwriting fee payable	$4,025,000	$—
Initial classification of ordinary shares subject to possible redemption	$118,450,000	$—
Re-measurement for Class A ordinary shares subject to possible redemption	$654,732	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from April 7, 2021 (inception) through September 30, 2022 relates to the Company’s formation, its initial public offering (the “IPO”) and searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

(UNAUDITED)

Liquidity and Going Concern

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

In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 1, 2023 (absent of any extension as described above) to consummate the initial Business Combination. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by August 1, 2023. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 1, 2023.

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

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on April 29, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 9, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021. The Company held $671,519 and nil in cash as of September 30, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

As of September 30, 2022, the assets held in the Trust Account were marketable securities which are reported at fair value. As of September 30, 2022, the Company had  $119,104,732 held in the Trust Account.

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

As of September 30, 2022, the amount of Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(1,667,500)
Class A ordinary shares issuance at cost	(7,049,417)
Plus:
Re-measurement for Class A ordinary shares subject to possible redemption	12,821,649
Contingently redeemable ordinary share	$119,104,732

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Loss per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The number of weighted average shares for the period from April 7, 2021 (inception) through September 30, 2021 was reduced for the effect of an aggregate of 375,000 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. On May 2, 2022, the underwriters fully exercised their over-allotment option, hence, 375,000 Founder Shares were no longer subject to forfeiture. (see Note 5). As of September 30, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

	Three Months Ended		Three Months Ended
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$235,348	$58,837	$—	$—
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	2,875,000	—	2,500,000
Basic and diluted net income per ordinary share	$0.02	$0.02	$—	$—

			For the Period from
			April 7, 2021
	Nine months Ended		(Inception) through
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$149,620	$63,298	$—	$(9,405)
Denominator:
Basic and diluted weighted average shares outstanding	6,402,930	2,708,791	—	2,500,000
Basic and diluted net income per ordinary share	$0.02	$0.02	$—	$(0.00)

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

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets. The fair values of cash, prepaid assets, and accounts payable are estimated to approximate the carrying values as of September 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

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

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On May 2, 2022, the Company sold 11,500,000 Units, including 1,500,000 Units as a result of the underwriters’ full exercise of the over-allotment option, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). Each warrant will become exercisable 30 days after the completion of the initial Business Combination, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On April 8, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of the offering and formation costs in exchange for an aggregate of 7,187,500 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). On June 20, 2021 and on December 28, 2021, respectively, the Sponsor surrendered and forfeited to the Company 1,437,500 Founder Shares for no consideration, following which, the Sponsor holds 4,312,500 Founder Shares. On March 29, 2022, the Sponsor further surrendered and forfeited to the Company 1,437,500 Founder Shares for no consideration, following which the Sponsor holds 2,875,000 Founder Shares. As a result of these surrender and forfeiture of Founder Shares, the per share price increased to approximately $0.009 per share. On March 30, 2022, the Sponsor transferred an aggregate of 177,439 of its Founder Shares to the Company’s independent director nominees and advisory board member, for their board and advisory services, in each case for no cash consideration, including 20,000 shares to each of Kwan Sun, Robert Ewing and Ning Ma, 50,000 shares to Kenneth W. Hitchner and 67,439 shares to Dr. Zhiwei Liu, respectively. Currently, the Sponsor holds 2,697,561 of the Company’s outstanding Class B ordinary shares. Up to 375,000 Founder Shares are subject to forfeiture to the extent over-allotment not exercised in full. On May 2, 2022, the underwriters fully exercised their over-allotment option, hence, 375,000 Founder Shares were no longer subject to forfeiture, so that the number of Founder Shares outstanding as of September 30, 2022 was 2,875,000.

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

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Administrative Services Agreement

Commencing on April 27, 2022, the effective date of the Company’s registration statement for IPO, the Company will pay to the Sponsor $15,000 per month for office space, utilities, secretarial support and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $45,000 and $76,548 in fees for these services, and such amount is included in due to Sponsor in the accompanying balance sheets. For the three months ended September 30, 2021 and for the period from April 7, 2021 (inception) through September 30, 2021, the Company did not incur any fees for these services.

Promissory Note — Related Party

On April 8, 2021, the Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and due at the earlier of June 30, 2022 or the closing of the IPO. As of May 2, 2022, the Company had borrowed $300,000 and repaid under the promissory note.

Related Party Loans

In order to finance working capital deficit or to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

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

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 7. SHAREHOLDERS’ (DEFICIT) EQUITY

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, there were no shares of preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, there were no shares of Class A ordinary shares issued or outstanding, excluding 11,500,000 and nil shares of Class A ordinary shares subject to redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On April 8, 2021, the Company issued 7,187,500 Class B ordinary shares to its Sponsor for $25,000, or approximately $0.003 per share. On June 20, 2021 and on December 28, 2021, respectively, the Sponsor surrendered and forfeited to the Company 1,437,500 Founder Shares for no consideration, following which, the Sponsor holds 4,312,500 Founder Shares. On March 29, 2022, the Sponsor surrendered and forfeited to the Company 1,437,500 Founder Shares, following which the Sponsor holds 2,875,000 Founder Shares, 375,000 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. On May 2, 2022, the underwriters fully exercised their over-allotment option, hence, 375,000 Founder Shares were no longer subject to forfeiture, so that the number of Founder Shares outstanding as of September 30, 2022 was 2,875,000.

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

Warrants – As of September 30, 2022 and December 31, 2021, the total number of Public Warrants and Private Placement Warrants outstanding were 13,500,000 and nil, respectively. Each whole warrant is exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment as provided herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities, for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 10-

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) of the Class A ordinary shares is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 7, 2021 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $294,185, which consists of interest income on investments held in the Trust Account of $539,395, offset by operating costs of $245,210.

For the nine months ended September 30, 2022, we had a net income of $212,918, which consists of interest income on investments held in the Trust Account of $654,732, offset by operating costs of $441,814.

For the three months ended September 30, 2021, we had a net loss of nil.

For the period from April 7, 2021 (inception) through September 30, 2021, we had net loss $9,405, which consisted of formation and operating costs.

Liquidity, Capital Resources and Going Concern

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

For the nine months ended September 30, 2022, cash used in operating activities was $494,412. Net income of $212,918 was affected by interest earned on investments held in the Trust Account of $654,732. Changes in operating assets and liabilities used $52,598 of cash for operating activities.

For the period from April 7, 2021 (inception) through September 30, 2021, we do not have cash used in operating activities.

As of September 30, 2022, we had investments held in the Trust Account of $119,104,732 consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $671,519. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay for directors and officers liability insurance premiums.

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

Prior to the completion of the IPO, we lacked the liquidity we needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. We have since completed our IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to us for general working capital purposes. Accordingly, management has since reevaluated our liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date these financial statements are issued and therefore substantial doubt has been alleviated. Based on above, we do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

In addition, in connection with the our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until August 1, 2023 (absent of any extension as described above) to consummate the initial Business Combination. We intend to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any Business Combination by August 1, 2023. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 1, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The number of weighted average shares for the period from April 7, 2021 (inception) through September 30, 2021 was reduced for the effect of an aggregate of 375,000 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. On May 2, 2022, the underwriters fully exercised their over-allotment option, hence, 375,000 Founder Shares were no longer subject to forfeiture. As of September 30, 2022 and 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 ended September 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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

CHENGHE ACQUISITION CO.

Date: November 10, 2022	By:	/s/ Shibin Wang
	Name:	Shibin Wang
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Zhiyang Zhou
	Name:	Zhiyang Zhou
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)