Form 10-Q
period 2023-03-31
Chenghe Acquisition Co.
filed 2023-05-15
CIK 1856948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of May 15, 2023, there were 11,500,000 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CHENGHE ACQUISITION CO.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

CHENGHE ACQUISITION CO.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$524,658	$640,833
Prepaid expenses	201,023	215,720
Total Current Assets	725,681	856,553

Investments held in Trust Account	121,294,223	120,082,704
TOTAL ASSETS	$122,019,904	$120,939,257

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$277,402	$212,000
Accrued offering costs	50,000	50,000
Due to Sponsor	160,839	115,839
Total Current Liabilities	488,241	377,839
Deferred underwriting commissions	4,025,000	4,025,000
Total Liabilities	4,513,241	4,402,839

Commitments

Class A ordinary shares subject to possible redemption, $0.0001 par value, 11,500,000 number of shares at redemption value of $10.55 and $10.44 as of March 31, 2023 and December 31, 2022, respectively	121,294,223	120,082,704

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 11,500,000 shares subject to possible redemption as of March 31, 2023 and December 31, 2022, respectively)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,875,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	288	288
Additional paid-in capital	—	—
Accumulated deficit	(3,787,848)	(3,546,574)
Total Shareholders’ Deficit	(3,787,560)	(3,546,286)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$122,019,904	$120,939,257

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION CO.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Operating and formation costs	$241,274	$—
Loss from operations	(241,274)	—

Other income:
Interest earned on investments held in Trust Account	1,211,519	—
Other income, net	1,211,519	—

Net income	$970,245	$—

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	11,500,000	—

Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.07	$—

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	2,875,000	2,500,000

Basic and diluted net income per share, Non-redeemable ordinary shares	$0.07	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION CO.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional
					Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	2,875,000	$288	$—	$(3,546,574)	$(3,546,286)
Re-measurement for Class A ordinary shares subject to redemption amount	—	—	—	—	—	(1,211,519)	(1,211,519)
Net income	—	—	—	—	—	970,245	970,245
Balance – March 31, 2023	—	$—	2,875,000	$288	$—	$(3,787,848)	$(3,787,560)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION CO.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2022	—	$—	2,875,000	$288	$24,712	$(12,475)	$12,525
Net income (loss)	—	—	—	—	—	—	—
Balance – March 31, 2022	—	$—	2,875,000	$288	$24,712	$(12,475)	$12,525

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION CO.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$970,245	$—
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,211,519)	—
Changes in operating assets and liabilities:
Prepaid expenses	14,697	—
Accrued expenses	65,402	—
Due to Sponsor	45,000	—
Net cash used in operating activities	(116,175)	—

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	62,028
Repayment of promissory note – related party	—	(62,028)
Net cash provided by financing activities	—	—

Net Change in Cash	(116,175)	—
Cash – Beginning of period	640,833	—
Cash – End of period	$524,658	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$172,342
Re-measurement for Class A ordinary shares subject to possible redemption	$1,211,519	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from April 7, 2021 (inception) through March 31, 2023 relates to the Company’s formation, its initial public offering (the “IPO”) and searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

MARCH 31, 2023

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

MARCH 31, 2023

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

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022. The Company held $524,658 and $640,833 in cash as of March 31, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account

As of March 31, 2023 and December 31, 2022, the assets held in the Trust Account were marketable securities which are reported at fair value. As of March 31, 2023 and December 31, 2022, the Company had  $121,294,223 and $120,082,704 held in the Trust Account.

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary share subject to possible redemption is presented as temporary equity, outside of the shareholders' deficit section of the Company's condensed balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

As of March 31, 2023 and December 31, 2022, the amount of Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(1,667,500)
Class A ordinary shares issuance at cost	(7,049,417)
Plus:
Re-measurement for Class A ordinary shares subject to possible redemption	13,799,621
Contingently redeemable ordinary share, December 31, 2022	$120,082,704
Plus:
Re-measurement for Class A ordinary shares subject to possible redemption	1,211,519
Contingently redeemable ordinary share, March 31, 2023	$121,294,223

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

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income per Ordinary Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The number of weighted average shares for the period from April 7, 2021 (inception) through December 31, 2021 was reduced for the effect of an aggregate of 375,000 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. On May 2, 2022, the underwriters fully exercised their over-allotment option, hence, 375,000 Founder Shares were no longer subject to forfeiture. (see Note 5). As of March 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$776,196	$194,049	$—	$—
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	2,875,000	—	2,500,000
Basic and diluted net income per ordinary share	$0.07	$0.07	$—	$—

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

MARCH 31, 2023

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

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets. The fair values of cash, prepaid assets, and accounts payable are estimated to approximate the carrying values as of March 31, 2023 and December 31, 2022 due to the short maturities of such instruments.

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

MARCH 31, 2023

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On April 8, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of the offering and formation costs in exchange for an aggregate of 7,187,500 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). On June 20, 2021 and on December 28, 2021, respectively, the Sponsor surrendered and forfeited to the Company 1,437,500 Founder Shares for no consideration, following which, the Sponsor holds 4,312,500 Founder Shares. On March 29, 2022, the Sponsor further surrendered and forfeited to the Company 1,437,500 Founder Shares for no consideration, following which the Sponsor holds 2,875,000 Founder Shares. As a result of these surrender and forfeiture of Founder Shares, the per share price increased to approximately $0.009 per share. On March 30, 2022, the Sponsor transferred an aggregate of 177,439 of its Founder Shares to the Company’s independent director nominees and advisory board member, for their board and advisory services, in each case for no cash consideration, including 20,000 shares to each of Kwan Sun, Robert Ewing and Ning Ma, 50,000 shares to Kenneth W. Hitchner and 67,439 shares to Dr. Zhiwei Liu, respectively. Currently, the Sponsor holds 2,697,561 of the Company’s outstanding Class B ordinary shares. Up to 375,000 Founder Shares are subject to forfeiture to the extent over-allotment not exercised in full. On May 2, 2022, the underwriters fully exercised their over-allotment option, hence, 375,000 Founder Shares were no longer subject to forfeiture, so that the number of Founder Shares outstanding as of March 31, 2023 was 2,875,000.

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

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Administrative Services Agreement

Commencing on April 27, 2022, the effective date of the Company’s registration statement for IPO, the Company will pay to the Sponsor $15,000 per month for office space, utilities, secretarial support and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023, the Company incurred $45,000 in fees for these services, and such amount is included in due to Sponsor in the accompanying balance sheets. For the three months ended March 31, 2022, the Company did not incur any fees for these services.

Promissory Note — Related Party

On April 8, 2021, the Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and due at the earlier of June 30, 2022 or the closing of the IPO. As of May 2, 2022, the Company had borrowed $300,000 and repaid under the promissory note.

Related Party Loans

In order to finance working capital deficit or to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

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

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of March 31, 2023 and December 31, 2022, there were no shares of preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of March 31, 2023 and December 31, 2022, there were no shares of Class A ordinary shares issued or outstanding, excluding 11,500,000 and 11,500,000 shares of Class A ordinary shares subject to redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On April 8, 2021, the Company issued 7,187,500 Class B ordinary shares to its Sponsor for $25,000, or approximately $0.003 per share. On June 20, 2021 and on December 28, 2021, respectively, the Sponsor surrendered and forfeited to the Company 1,437,500 Founder Shares for no consideration, following which, the Sponsor holds 4,312,500 Founder Shares. On March 29, 2022, the Sponsor surrendered and forfeited to the Company 1,437,500 Founder Shares, following which the Sponsor holds 2,875,000 Founder Shares, 375,000 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. On May 2, 2022, the underwriters fully exercised their over-allotment option, hence, 375,000 Founder Shares were no longer subject to forfeiture, so that the number of Founder Shares outstanding as of March 31, 2023 was 2,875,000.

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

Warrants – As of March 31, 2023 and December 31, 2022, the total number of Public Warrants and Private Placement Warrants outstanding were 13,500,000 and 13,500,000, respectively. Each whole warrant is exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment as provided herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities, for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 10-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) of the Class A ordinary shares is below $9.20 per share, then the exercise price of the warrants will be

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed business combination (as defined below), our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed business combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC  on March 31, 2023 and Item 1A of this Quarterly Report. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 7, 2021 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of $970,245, which consists of interest income on investments held in the Trust Account of $1,211,519, offset by operating costs of $241,274.

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

For the three months ended March 31, 2023, cash used in operating activities was $116,175. Net income of $970,245 was affected by interest earned on investments held in the Trust Account of $1,211,519. Changes in operating assets and liabilities provided by $125,099 of cash for operating activities.

For the three months ended March 31, 2022 we do not have cash used in operating activities.

As of March 31, 2023, we had investments held in the Trust Account of $121,294,223 consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash of $524,658. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay for directors and officers liability insurance premiums.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income per Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The number of weighted average shares for the period from April 7, 2021 (inception) through December 31, 2021 was reduced for the effect of an aggregate of 375,000 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. On May 2, 2022, the underwriters fully exercised their over-allotment option, hence, 375,000 Founder Shares were no longer subject to forfeiture. As of March 31, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income per share is the same as basic income per share for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023. Any of these factors could result in a significant or material adverse effect on our business, financial condition and results of operations. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, financial condition and results of operations. As of the date of this Quarterly Report, other than as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. We may disclose further changes to the risk factors or disclose additional factors from time to time in our future filings with the SEC.

The risk factor disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 set forth under the heading “The COVID-19 pandemic and the impact on business and debt and equity markets, as well as protectionist legislation in our target markets could have a material adverse effect on our search for a Business Combination, and any target business with which we ultimately complete a Business Combination” is replaced in its entirety with the following risk factor in this Quarterly Report:

Our search for a business combination, and any target business with which we ultimately consummate our initial business combination, may be materially adversely affected by any future pandemic and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced, which has and is continuing to spread throughout parts of the world. On March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” COVID-19 has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Although lockdowns, shelter-in-place restrictions, and vaccine mandates, prevalent during the initial stages of COVID-19, have generally been lifted worldwide, there is no guarantee that COVID-19 will not spread again or there will be no other pandemic in the future. Disruptions posed by any future pandemic or other events (such as terrorist attacks or natural disasters), including as a result of protectionist sentiments or legislation in our target markets, may materially adversely affect our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by a number of factors, such as a pandemic, military conflict, terrorism, sanctions and other events, including, as a result of increased market volatility, decreased market liquidity and availability of acceptable third-party financing. Political developments impacting government spending, including inflation or raising interest rates, may also negatively impact markets and cause weaker macro-economic conditions. The effect of any or all of these events could adversely impact our ability to find a suitable business combination, as it may harm a potential target company’s operations and weaken its financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

CHENGHE ACQUISITION CO.

Date: May 15, 2023	By:	/s/ Shibin Wang
	Name:	Shibin Wang
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Zhiyang Zhou
	Name:	Zhiyang Zhou
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)