Form 10-Q
period 2023-06-30
Chenghe Acquisition Co.
filed 2023-07-25
CIK 1856948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of July 25, 2023, there were 11,500,000 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CHENGHE ACQUISITION CO.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

CHENGHE ACQUISITION CO.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$395,559	$640,833
Prepaid expenses	128,643	215,720
Total Current Assets	524,202	856,553

Investments held in Trust Account	122,727,319	120,082,704
TOTAL ASSETS	$123,251,521	$120,939,257

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$654,935	$212,000
Accrued offering costs	—	50,000
Due to Sponsor	205,839	115,839
Total Current Liabilities	860,774	377,839
Deferred underwriting commissions	4,025,000	4,025,000
Total Liabilities	4,885,774	4,402,839

Commitments

Class A ordinary shares subject to possible redemption, $0.0001 par value, 11,500,000 number of shares at redemption value of $10.67 and $10.44 as of June 30, 2023 and December 31, 2022, respectively	122,727,319	120,082,704

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 11,500,000 shares subject to possible redemption as of June 30, 2023 and December 31, 2022, respectively)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,875,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	288	288
Additional paid-in capital	—	—
Accumulated deficit	(4,361,860)	(3,546,574)
Total Shareholders’ Deficit	(4,361,572)	(3,546,286)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$123,251,521	$120,939,257

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION CO.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating and formation costs	$574,012	$196,604	$815,286	$196,604
Loss from operations	(574,012)	(196,604)	(815,286)	(196,604)

Other income (loss):
Interest earned on investments held in Trust Account	1,433,096	115,337	2,644,615	115,337
Other income, net	1,433,096	115,337	2,644,615	115,337

Net income (loss)	$859,084	$(81,267)	$1,829,329	$(81,267)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	11,500,000	7,582,418	11,500,000	3,812,155

Basic and diluted net income (loss) per share, Class A ordinary shares subject to redemption	$0.06	$(0.01)	$0.13	$(0.01)

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	2,875,000	2,747,253	2,875,000	2,624,309

Basic and diluted net income (loss) per share, Non-redeemable ordinary shares	$0.06	$(0.01)	$0.13	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION CO.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2023

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 31, 2023	—	—	2,875,000	288	—	(3,787,848)	(3,787,560)
Re-measurement for Class A ordinary shares subject to redemption amount	—	—	—	—	—	(1,433,096)	(1,433,096)
Net income	—	—	—	—	—	859,084	859,084
Balance – June 30, 2023	—	$—	2,875,000	$288	$—	$(4,361,860)	$(4,361,572)

FOR THE SIX MONTHS ENDED JUNE 30, 2023

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	—	$—	2,875,000	$288	$—	$(3,546,574)	$(3,546,286)
Re-measurement for Class A ordinary shares subject to redemption amount	—	—	—	—	—	(2,644,615)	(2,644,615)
Net income	—	—	—	—	—	1,829,329	1,829,329
Balance – June 30, 2023	—	$—	2,875,000	$288	$—	$(4,361,860)	$(4,361,572)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION CO.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2022

							Total
					Additional		Shareholders’
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – March 31, 2022	—	—	2,875,000	288	24,712	(12,475)	12,525
Fair value of Public Warrants at issuance	—	—	—	—	1,667,500	—	1,667,500
Sale of 7,750,000 Private Placement Warrants	—	—	—	—	7,750,000	—	7,750,000
Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(159,530)	—	(159,530)
Re-measurement for Class A ordinary shares subject to redemption amount	—	—	—	—	(9,282,682)	(2,999,572)	(12,282,254)
Net loss	—	—	—	—	—	(81,267)	(81,267)
Balance – June 30, 2022	—	$—	2,875,000	$288	$—	$(3,093,314)	$(3,093,026)

FOR THE SIX MONTHS ENDED JUNE 30, 2022

							Total
					Additional		Shareholders’
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2022	—	$—	2,875,000	$288	$24,712	$(12,475)	$12,525
Fair value of Public Warrants at issuance	—	—	—	—	1,667,500	—	1,667,500
Sale of 7,750,000 Private Placement Warrants	—	—	—	—	7,750,000	—	7,750,000
Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(159,530)	—	(159,530)
Re-measurement for Class A ordinary shares subject to redemption amount	—	—	—	—	(9,282,682)	(2,999,572)	(12,282,254)
Net loss	—	—	—	—	—	(81,267)	(81,267)
Balance – June 30, 2022	—	$—	2,875,000	$288	$—	$(3,093,314)	$(3,093,026)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION CO.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$1,829,329	$(81,267)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,644,615)	(115,337)
Changes in operating assets and liabilities:
Prepaid expenses	87,077	(293,807)
Due from Sponsor	—	13,040
Long-term prepaid insurance	—	(83,060)
Accrued expenses	462,935	71,360
Due to Sponsor	90,000	25,838
Net cash used in operating activities	(175,274)	(463,233)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(118,450,000)
Net cash used in investing activities	—	(118,450,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	112,700,000
Proceeds from sale of Private Placements Warrants	—	7,750,000
Proceeds from promissory note – related party	—	107,521
Repayment of promissory note – related party	—	(300,000)
Payment of offering costs	(70,000)	(641,590)
Net cash (used in) provided by financing activities	(70,000)	119,615,931

Net Change in Cash	(245,274)	702,698
Cash – Beginning of period	640,833	—
Cash – End of period	$395,559	$702,698

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$50,393
Deferred underwriting fee payable	$—	$4,025,000
Initial classification of ordinary shares subject to possible redemption	$—	$118,450,000
Re-measurement for Class A ordinary shares subject to possible redemption	$2,644,615	$115,337

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from April 7, 2021 (inception) through June 30, 2023 relates to the Company’s formation, its initial public offering (the “IPO”) and searching for a business combination target. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO was declared effective on April 27, 2022 (the “Effective Date”). On May 2, 2022, the Company consummated the IPO of 11,500,000 units, including the issuance of 1,500,000 units as a result of the underwriters’ full exercise of the over-allotment option (the “Units”), at $10.00 per Unit, generating gross proceeds of $115,000,000, which is discussed in Note 3. Each Unit consists of one Class A ordinary share (the “public share”) and one-half of one redeemable warrant (the “Public Warrant”).

Simultaneously with the closing of the IPO, the Company consummated the sale of 7,750,000 warrants (the “Private Placement Warrants”), including 750,000 Private Placement Warrants in connection with the full exercise of the underwriters’ overallotment option, at a price of $1.00 per Private Placement Warrant in a private placement (the “Private Placement”) to Chenghe Investment Co. (the “Sponsor”), generating gross proceeds of $7,750,000, which is discussed in Note 4.

Transaction costs amounted to $7,208,947 consisting of $2,300,000 of underwriting discount, $4,025,000 of deferred underwriting discount, and $883,947 of other offering costs.

The Company must complete one or more business combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of any deferred underwriting commissions held in trust) at the time of signing a definitive agreement in connection with the initial business combination. However, the Company will only complete a business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a business combination.

Following the closing of the IPO on May 2, 2022, an amount of $118,450,000 ($10.30 per Unit) from the net proceeds of the sale of the public units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and may only be invested in U.S. government securities, within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the initial business combination, (ii) the redemption of the public shares if the Company is unable to complete its initial business combination within the Combination Period (as define below), subject to applicable law, or (iii) the redemption of the public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the public shares if the Company has not consummated an initial business combination within the Combination Period, or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds deposited in the Trust Account

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, divided by the number of then issued and outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is initially anticipated to be $10.30 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

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

The Company has only 15 months or during one of the three three-month extensions approved by the board of directors pursuant to the amended and restated memorandum and articles of association (the “Original Extension Right”), for a total up to 24 months, from the closing of the IPO (collectively, the “Combination Period”) to complete the initial business combination. If the Company has not completed the initial business combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

On July 5, 2023, the Company filed a definitive proxy statement on Schedule 14A with the U.S. Securities and Exchange Commission ( “SEC”) for an extraordinary general meeting of shareholders (the “Extraordinary Meeting”) to be held on July 26, 2023 to seek approval from its shareholders to amend the Company’s amended and restated memorandum and articles of association to (i) extend the date (the “Termination Date”) by which the Company must (A) consummate a business combination or (B) cease its operations except for the purpose of winding up if it fails to complete such business combination and redeem or repurchase 100% of the Company’s public shares, for three months, from August 2, 2023 (the date which is 15 months from the closing date of the IPO, the “Original Termination Date”) to November 2, 2023 (the “First-Phase Extended Date”) for a deposit, for the period from the Original Termination Date to the First-Phase Extended Date, of the lesser of (a) $300,000 and (b) $0.075 for each public share not redeemed as of the Original Termination Date and to allow the Company, without the need for any further approval of the Company’s shareholders, by resolutions of the board of directors of the Company, to elect to further extend the Termination Date, up to six times, each by an additional month, for an aggregate of six additional months beyond the First-Phase Extended Date, until up to May 2, 2024, for a deposit, for each monthly extension after the First-Phase Extended Date, of the lesser of (a) $100,000 and (b) $0.025 for each public share not redeemed as of the Original Termination Date (such proposal, the “Extension Amendment Proposal”); and (ii) provide for the right of a holder of the Company’s Class B ordinary shares to convert into Class A ordinary shares on a one-for-one basis at any time before or concurrently with or immediately following the consummation of the business combination at the election of the holder (such proposal, the “Founder Share Amendment Proposal”).

The Sponsor, officers, directors and advisory board members (the “initial shareholders”) have agreed to (i) waive their redemption rights with respect to their Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”) and public shares in connection with the completion of the initial business combination; waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the public shares if the Company has not consummated an initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial business combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial business combination within the prescribed time frame; and (ii) vote any Founder Shares held by them and any public shares purchased during or after the IPO (including in open market and privately- negotiated transactions) in favor of the initial business combination.

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

Business Combination Agreement

On July 21, 2023, the Company entered into a business combination agreement (the “Business Combination Agreement”) with Semilux International Ltd., a Cayman Islands exempted company limited by shares (“CayCo”), SEMILUX LTD., a Cayman Islands exempted company limited by shares and a direct wholly owned subsidiary of CayCo (“Merger Sub”), and Taiwan Color Optics, Inc. (“TCO” and together with CayCo and Merger Sub, the “TCO Parties”), a company incorporated and in existence under the laws of Taiwan with uniform commercial number of 25052644, pursuant to which, among other transactions, subject to and in accordance with the terms and conditions set forth therein, Merger Sub shall be merged with and into the Company with the Company being the surviving company and as a direct wholly owned subsidiary of CayCo (the “Merger”), and the Company will change its name to “SEMILUX LTD.” (the “Business Combination”).

Pursuant to the Business Combination Agreement, at the time when the Merger becomes effective, (i) each outstanding Unit will be automatically separated (“Unit Separation”) and the holder thereof will be deemed to hold one Class A ordinary share and one-half Public Warrant of the Company; (ii) each then issued and outstanding Class B ordinary share of the Company will be automatically converted into one Class A ordinary share of the Company (the “SPAC Class B Conversion”) and each Class B ordinary share of the Company shall no longer be issued and outstanding and shall automatically be cancelled and cease to exist; (iii) each Class A ordinary share of the Company (which for the avoidance of doubt, includes the Class A ordinary shares (A) issued in connection with the SPAC Class B Conversion; and (B) held as a result of Unit Separation) shall be converted into the right to receive one ordinary share of CayCo; and (iv) each warrant of the Company that is outstanding and unexercised shall be automatically converted into the right to receive a warrant of CayCo, which shall be on the same terms and conditions as the applicable warrant of the Company.

Under the Business Combination Agreement, the obligations of the parties (or, in some cases, some of the parties) to consummate the Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others, (i) the accuracy of representations and warranties to various standards, from no material qualifier to a material adverse effect qualifier, (ii) material compliance with pre-closing covenants, (iii) no material adverse effect for TCO, (iv) TCO’s Company Acquisition Percentage (as defined in the Business Combination Agreement) reaching at least 90.1%; (v) the consummation of the TCO Restructuring (as defined in the Business Combination Agreement); (v) the delivery of customary closing certificates, (vi) the receipt of required governmental approval and such approval being effective, (vii) the receipt of all required third party consents, if any, (viii) the absence of a legal prohibition on consummating the transactions, (ix) approval by the Company’s and TCO’s shareholders,

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

(x) approval of a listing application on the New York Stock Exchange or the Nasdaq Stock Market for newly issued shares, and (xi) the Company having at least US$5,000,001 of net tangible assets remaining after redemption.

The full Business Combination Agreement and other agreements entered into or contemplated to be executed prior to the closing of the Business Combination have been filed on a Current Report on Form 8-K with the SEC on July 21, 2023.

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

In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 1, 2023 (which may be extended by the Company for up to nine months periods to May 2, 2024 if the Extension Amendment Proposal is approved or if the Company exercises the Original Extension Right) to consummate the initial business combination. The Company intends to complete the initial business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by August 1, 2023 (which may be extended by the Company for up to nine months periods to May 2, 2024 if the Extension Amendment Proposal is approved or if the Company exercises the Original Extension Right). Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 1, 2023 (which may be extended by the Company for up to nine months periods to May 2, 2024 if the Extension Amendment Proposal is approved or if the Company exercises the Original Extension Right).

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

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022. The Company held $395,559 and $640,833 in cash as of June 30, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account

As of June 30, 2023 and December 31, 2022, the assets held in the Trust Account were marketable securities which are reported at fair value. As of June 30, 2023 and December 31, 2022, the Company had $122,727,319 and $120,082,704 held in the Trust Account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary share subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

As of June 30, 2023 and December 31, 2022, the amount of Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(1,667,500)
Class A ordinary shares issuance at cost	(7,049,417)
Plus:
Re-measurement for Class A ordinary shares subject to possible redemption	13,799,621
Contingently redeemable ordinary share, December 31, 2022	$120,082,704
Plus:
Re-measurement for Class A ordinary shares subject to possible redemption	2,644,615
Contingently redeemable ordinary share, June 30, 2023	$122,727,319

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

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The number of weighted average shares for the period from April 7, 2021 (inception) through December 31, 2021 was reduced for the effect of an aggregate of 375,000 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. On May 2, 2022, the underwriters fully exercised their over-allotment option, hence, 375,000 Founder Shares were no longer subject to forfeiture. (see Note 5). As of June 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income per share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$687,267	$171,817	$(59,653)	$(21,614)	$1,463,463	$365,866	$(48,132)	$(33,135)
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	2,875,000	7,582,418	2,747,253	11,500,000	2,875,000	3,812,155	2,624,309
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$(0.01)	$(0.01)	$0.13	$0.13	$(0.01)	$(0.01)

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets. The fair values of cash, prepaid assets, and accounts payable are estimated to approximate the carrying values as of June 30, 2023 and December 31, 2022 due to the short maturities of such instruments.

The estimated fair values of all assets held in the Trust Account are determined using available market information and classified as Level 1 measurements.

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board Accounting Standards Codification 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. Based on the warrant agreement and private placement warrants purchase agreement, both dated April 27, 2022, pursuant to which the Public Warrants and the Private Placement Warrants

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

were issued respectively, management concluded that the Public Warrants and Private Placement Warrants qualify for equity accounting treatment.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has determined not to early adopt ASU 2020-06.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On May 2, 2022, the Company sold 11,500,000 Units, including 1,500,000 Units as a result of the underwriters’ full exercise of the over-allotment option, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). Each warrant will become exercisable 30 days after the completion of the initial business combination, and will expire five years after the completion of the initial business combination or earlier upon redemption or liquidation.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On April 8, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of the offering and formation costs in exchange for an aggregate of 7,187,500 Founder Shares. On June 20, 2021 and on December 28, 2021, respectively, the Sponsor surrendered and forfeited to the Company 1,437,500 Founder Shares for no consideration, following which, the Sponsor holds 4,312,500 Founder Shares. On March 29, 2022, the Sponsor further surrendered and forfeited to the Company 1,437,500 Founder Shares for no consideration, following which the Sponsor holds 2,875,000 Founder Shares. As a result of these surrender and forfeiture of Founder Shares, the per share price increased to approximately $0.009 per share. On March 30, 2022, the Sponsor transferred an aggregate of 177,439 of its Founder Shares to the Company’s independent director nominees and advisory board member, for their board and advisory services, in each case for no cash consideration, including 20,000 shares to each of Kwan Sun, Robert Ewing and Ning Ma, 50,000 shares to Kenneth W. Hitchner and 67,439 shares to Dr. Zhiwei Liu, respectively. Currently, the Sponsor holds 2,697,561 of the Company’s outstanding Class B ordinary shares. Up to 375,000 Founder Shares are subject to forfeiture to the extent over-allotment not

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

exercised in full. On May 2, 2022, the underwriters fully exercised their over-allotment option, hence, 375,000 Founder Shares were no longer subject to forfeiture, so that the number of Founder Shares outstanding as of June 30, 2023 was 2,875,000.

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

Administrative Services Agreement

Commencing on April 27, 2022, the effective date of the Company’s registration statement for IPO, the Company pay to the Sponsor $15,000 per month for office space, utilities, secretarial support and administrative services provided to members of the Company’s management team. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2023, the Company incurred $45,000 and $90,000 in fees for these services, respectively, and such amount is included in due to Sponsor in the accompanying balance sheets. For the three and six months ended June 30, 2022, the Company incurred $31,548 in fees for these services, and such amount is included in due to Sponsor in the accompanying balance sheets.

Promissory Note — Related Party

On April 8, 2021, the Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and due at the earlier of June 30, 2022 or the closing of the IPO. As of May 2, 2022, the Company had borrowed $300,000 and repaid under the promissory note.

Related Party Loans

In order to finance working capital deficit or to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes its initial business combination, the Company would repay the Working Capital Loans. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into Private Placement Warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The terms of such warrants would be identical to those of the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

NOTE 6. COMMITMENTS

Registration Rights

The holders of the (i) Founder Shares, (ii) Private Placement Warrants, and the Class A ordinary shares underlying such Private Placement Warrants and (iii) warrants that may be issued upon conversion of Working Capital Loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement dated April 27, 2022. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2023 and December 31, 2022, there were no shares of preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2023 and December 31, 2022, there were no shares of Class A ordinary shares issued or outstanding, excluding 11,500,000 and 11,500,000 shares of Class A ordinary shares subject to redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On April 8, 2021, the Company issued 7,187,500 Class B ordinary shares to its Sponsor for $25,000, or approximately $0.003 per share. On June 20, 2021 and on December 28, 2021, respectively, the Sponsor surrendered and forfeited to the Company 1,437,500 Founder Shares for no consideration, following which, the Sponsor holds 4,312,500 Founder Shares. On March 29, 2022, the Sponsor surrendered and forfeited to the Company 1,437,500 Founder Shares, following which the Sponsor holds 2,875,000 Founder Shares, 375,000 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. On May 2, 2022, the underwriters fully exercised their over-allotment option, hence, 375,000 Founder Shares were no longer subject to forfeiture, so that the number of Founder Shares outstanding as of June 30, 2023 was 2,875,000.

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

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

The Company is to hold an Extraordinary Meeting on July 26, 2023 to seek shareholder approval, among other things, to amend the amended and restated memorandum and articles of association to provide for the right of a holder of the Company’s Class B ordinary shares to convert into Class A ordinary shares on a one-for-one basis at any time before or concurrently with or immediately following the consummation of the business combination at the election of the holder. See Note 1.

Warrants – As of June 30, 2023 and December 31, 2022, the total number of Public Warrants and Private Placement Warrants outstanding were 13,500,000 and 13,500,000, respectively. Each whole warrant is exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment as provided herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities, for capital raising purposes in connection with the closing of the initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of the initial business combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 10-trading day period starting on the trading day prior to the day on which the Company consummates its initial business combination (such price, the “Market Value”) of the Class A ordinary shares is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The warrants cannot be exercised until 30 days after the completion of the initial business combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial business combination or earlier upon redemption or liquidation.

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On July 5, 2023, the Company filed a definitive proxy statement on Schedule 14A with the SEC for the Extraordinary Meeting to be held on July 26, 2023 to seek approval from its shareholders of the following proposals:

●	The Extension Amendment Proposal: A proposal by special resolution, to amend the Company’s amended and restated memorandum and articles of association, to extend the Termination Date, for three months, from August 2, 2023 to November 2, 2023 for a deposit of the lesser of (a) $300,000 and (b) $0.075 for each public share not redeemed as of the Original Termination Date and to allow the Company, without the need for any further approval of the Company’s shareholders, by

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

resolutions of the board of directors of the Company, to elect to further extend the Termination Date, up to six times, each by an additional month, for an aggregate of six additional months beyond the First-Phase Extended Date, until up to May 2, 2024, for a deposit, for each monthly extension after the First-Phase Extended Date, of the lesser of (a) $100,000 and (b) $0.025 for each Class A Ordinary Share not redeemed as of the Original Termination Date.
●	The Founder Share Amendment Proposal: A proposal by special resolution, to amend the Company’s amended and restated memorandum and articles of association, to provide for the right of a holder of the Company’s Class B ordinary shares, to convert into Class A Ordinary Shares on a one-for-one basis at any time before or concurrently with or immediately following the consummation of the Company’s business combination at the election of the holder.
●	The Adjournment Proposal (if presented): A proposal by ordinary resolution, to approve the adjournment of the Extraordinary Meeting to a later date or dates, if necessary, (i) to permit further solicitation and vote of proxies in the event that there are insufficient votes to approve the Extension Amendment Proposal or the Founder Share Amendment Proposal, (ii) if the holders of Class A ordinary shares have elected to redeem an amount of shares in connection with the Extension Amendment Proposal such that the Company would not adhere to the continued listing requirements of the Nasdaq Stock Market LLC or (iii) if the Company determines before the Extraordinary Meeting that it is not necessary or no longer desirable to proceed with the other proposals, including that the Company has elected to exercise the Original Extension Right.

On July 21, 2023, the Company entered into the Business Combination Agreement with the TCO Parties, pursuant to which, among other transactions, subject to and in accordance with the terms and conditions set forth therein, Merger Sub shall be merged with and into the Company with the Company being the surviving company and as a direct wholly owned subsidiary of CayCo, and the Company will change its name to “SEMILUX LTD.”.

Pursuant to the Business Combination Agreement, at the time when the Merger becomes effective, (i) each outstanding Unit will be automatically separated and the holder thereof will be deemed to hold one Class A ordinary share and one-half Public Warrant of the Company; (ii) each then issued and outstanding Class B ordinary share of the Company will be automatically converted into one Class A ordinary share of the Company and each Class B ordinary share of the Company shall no longer be issued and outstanding and shall automatically be cancelled and cease to exist; (iii) each Class A ordinary share of the Company (which for the avoidance of doubt, includes the Class A ordinary shares (A) issued in connection with the SPAC Class B Conversion; and (B) held as a result of Unit Separation) shall be converted into the right to receive one ordinary share of CayCo; and (iv) each warrant of the Company that is outstanding and unexercised shall be automatically converted into the right to receive a warrant of CayCo, which shall be on the same terms and conditions as the applicable warrant of the Company.

Under the Business Combination Agreement, the obligations of the parties (or, in some cases, some of the parties) to consummate the Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others, (i) the accuracy of representations and warranties to various standards, from no material qualifier to a material adverse effect qualifier, (ii) material compliance with pre-closing covenants, (iii) no material adverse effect for TCO, (iv) TCO’s Company Acquisition Percentage (as defined in the Business Combination Agreement) reaching at least 90.1%; (v) the consummation of the TCO Restructuring (as defined in the Business Combination Agreement); (v) the delivery of customary closing certificates, (vi) the receipt of required governmental approval and such approval being effective, (vii) the receipt of all required third party consents, if any, (viii) the absence of a legal prohibition on consummating the transactions, (ix) approval by the Company’s and TCO’s shareholders, (x) approval of a listing application on the New York Stock Exchange or the Nasdaq Stock Market for newly issued shares, and (xi) the Company having at least US$5,000,001 of net tangible assets remaining after redemption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Chenghe Acquisition Co. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Chenghe Investment Co. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Capitalized but not otherwise defined terms have the meaning as ascribed to such terms in the notes to the accompanying financial statements. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the business combination, our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed business combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023 and Item 1A of this Quarterly Report. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 7, 2021 (inception) through June 30, 2023 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

On July 5, 2023, the Company filed a definitive proxy statement on Schedule 14A with the SEC for the Extraordinary Meeting to be held on July 26, 2023 to seek approval from its shareholders to amend the Company’s amended and restated memorandum and articles of association to (i) extend the date by which the Company must (A) consummate a business combination or (B) cease its operations except for the purpose of winding up if it fails to complete such business combination and redeem or repurchase 100% of the Company’s public shares, for three months, from August 2, 2023 (the date which is 15 months from the closing date of the IPO) to November 2, 2023 for a deposit, for the period from the Original Termination Date to the First-Phase Extended Date, of the lesser of (a) $300,000 and (b) $0.075 for each public share not redeemed as of the Original Termination Date and to allow the Company, without the need for any further approval of the Company’s shareholders, by resolutions of the board of directors of the Company, to elect to further extend the Termination Date, up to six times, each by an additional month, for an aggregate of six additional months beyond the First-Phase Extended Date, until up to May 2, 2024, for a deposit, for each monthly extension after the First-Phase Extended Date, of the lesser of (a) $100,000 and (b) $0.025 for each public share not redeemed as of the Original Termination Date; and (ii) provide for the right of a holder of the Company’s Class B ordinary shares to convert into Class A ordinary shares on a one-for-one basis at any time before or concurrently with or immediately following the consummation of the business combination at the election of the holder.

For the three months ended June 30, 2023, we had a net income of $859,084, which consists of interest income on investments held in the Trust Account of $1,433,096, partially offset by operating costs of $574,012.

For the six months ended June 30, 2023, we had a net income of $1,829,329, which consists of interest income on investments held in the Trust Account of $2,644,615, partially offset by operating costs of $815,286.

For the three months ended June 30, 2022, we had a net loss of $81,267, which consists of operating costs of $196,604, partially offset by interest income on investments held in the Trust Account of $115,337.

For the six months ended June 30, 2022, we had a net loss of $81,267, which consists of operating costs of $196,604, partially offset by interest income on investments held in the Trust Account of $115,337.

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

For the six months ended June 30, 2023, cash used in operating activities was $175,274. Net income of $1,829,329 was affected by interest earned on investments held in the Trust Account of $2,644,615. Changes in operating assets and liabilities provided by $640,012 of cash for operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $463,233. Net loss of $81,267 was affected by interest earned on investments held in the Trust Account of $115,337. Changes in operating assets and liabilities used $266,629 of cash for operating activities.

As of June 30, 2023, we had investments held in the Trust Account of $122,727,319 consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had cash of $395,559. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay for directors and officers liability insurance premiums.

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

In addition, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until August 1, 2023 (which may be extended by the Company for up to nine months periods to May 2, 2024 if the Extension Amendment Proposal is approved or if the Company exercises the Original Extension Right) to consummate the initial business combination. We intend to complete the initial business combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by August 1, 2023 (which may be extended by the Company for up to nine months periods to May 2, 2024 if the Extension Amendment Proposal is approved or if the Company exercises the Original Extension Right). Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 1, 2023 (which may be extended by the Company for up to nine months periods to May 2, 2024 if the Extension Amendment Proposal is approved or if the Company exercises the Original Extension Right).

Business Combination Agreement

On July 21, 2023, the Company entered into the Business Combination Agreement with the TCO Parties, pursuant to which, among other transactions, subject to and in accordance with the terms and conditions set forth therein, Merger Sub shall be merged with and into the Company with the Company being the surviving company and as a direct wholly owned subsidiary of CayCo, and the Company will change its name to “SEMILUX LTD.”.

Pursuant to the Business Combination Agreement, at the time when the Merger becomes effective, (i) each outstanding Unit will be automatically separated and the holder thereof will be deemed to hold one Class A ordinary share and one-half Public Warrant of the Company; (ii) each then issued and outstanding Class B ordinary share of the Company will be automatically converted into one Class A ordinary share of the Company and each Class B ordinary share of the Company shall no longer be issued and outstanding and shall automatically be cancelled and cease to exist; (iii) each Class A ordinary share of the Company (which for the avoidance of doubt, includes the Class A ordinary shares (A) issued in connection with the SPAC Class B Conversion; and (B) held as a result of Unit Separation) shall be converted into the right to receive one ordinary share of CayCo; and (iv) each warrant of the Company that is outstanding and unexercised shall be automatically converted into the right to receive a warrant of CayCo, which shall be on the same terms and conditions as the applicable warrant of the Company.

Under the Business Combination Agreement, the obligations of the parties (or, in some cases, some of the parties) to consummate the Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others, (i) the accuracy of representations and warranties to various standards, from no material qualifier to a material adverse effect qualifier, (ii) material compliance with pre-closing covenants, (iii) no material adverse effect for TCO, (iv) TCO’s Company Acquisition Percentage (as defined in the Business Combination Agreement) reaching at least 90.1%; (v) the consummation of the TCO Restructuring (as defined in the Business Combination Agreement); (v) the delivery of customary closing certificates, (vi) the receipt of required governmental approval and such approval being effective, (vii) the receipt of all required third party consents, if any, (viii) the absence of a legal prohibition on consummating the transactions, (ix) approval by the Company’s and TCO’s shareholders, (x) approval of a listing application on the New York Stock Exchange or the Nasdaq Stock Market for newly issued shares, and (xi) the Company having at least US$5,000,001 of net tangible assets remaining after redemption.

The full Business Combination Agreement and other agreements entered into or contemplated to be executed prior to the closing of the Business Combination have been filed on a Current Report on Form 8-K with the SEC on July 21, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a sum of $15,000 per month for office space, utilities, secretarial and administrative services provided to members of our management team. We began incurring these fees on April 27, 2022 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $4,025,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Income (Loss) per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The number of weighted average shares for the period from April 7,

2021 (inception) through December 31, 2021 was reduced for the effect of an aggregate of 375,000 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. On May 2, 2022, the underwriters fully exercised their over-allotment option, hence, 375,000 Founder Shares were no longer subject to forfeiture. As of June 30, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income (loss) per share is the same as basic income per share for the periods presented.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06 to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our public warrants may be unable to regain compliance with Nasdaq’s continued listing standards.

On June 13, 2023, we received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that since the Company’s aggregate market value of its outstanding warrants was less than $1 million, the Company was no longer in compliance with the Nasdaq Global Market continued listing criteria set forth in the Nasdaq Listing Rule 5452(b)(C) (the “Rule”), which requires the Company to maintain an aggregate market value of its outstanding warrants of at least $1 million (the “Notice”). The Notice serves only as a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s warrants on the Nasdaq Global Market. Additionally, the Notice relates only to the Company’s warrants and will have no effect on the listing or trading of the Company’s Class A ordinary shares.

The Company has been given 45 calendar days from the date of the Notice, or until July 28, 2023, to submit a plan to regain compliance with the Rule. If the plan is accepted, the Company may be granted an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Rule.

While the Company is exploring means to maintain the listing of its warrants on Nasdaq Global Market, there can be no assurance that the Company will be able to regain compliance with the Rule. In the event the Company fails to demonstrate compliance with the Rule within the prescribed period, Nasdaq could provide notice that the Company’s public warrants will be delisted (a “Delisting Notice”). If the Company receives a Delisting Notice, the Company may appeal the delisting determination to a Nasdaq hearings panel.

Though there can be no assurance, if our public warrants were to be delisted from Nasdaq, our public warrants could begin to trade on an over-the-counter market. Nevertheless, if this were to occur, the Company and the holders of the Company’s public warrants could face adverse consequences, including, among other things, reduced liquidity of our public warrants, limited availability of market quotations for our public warrants, and potentially becoming subject to regulation in each state in which we offer our public warrants.

The Company’s initial business combination may be delayed or ultimately prohibited since such business combination may be subject to regulatory review and approval requirements, including pursuant to foreign investment regulations and review by governmental entities such as the Committee on Foreign Investment in the United States (“CFIUS”).

Certain investments that involve, directly or indirectly, the acquisition of, or investment in, a U.S. business by a non-U.S. investor may be subject to review and approval by CFIUS. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. Significant CFIUS reform legislation, which was fully implemented through regulations that became effective on February 13, 2020, expanded the scope of CFIUS’ jurisdiction to investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” certain “critical infrastructure” and/or “sensitive personal data.”

If a potential initial business combination falls within CFIUS’ jurisdiction, the parties may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. The Sponsor is a Cayman Islands limited liability company whose sole member is Chenghe Group Limited, a British Virgin Islands incorporated company controlled by Richard Qi Li, our chairman of the board. Mr. Li is a foreign person under the CFIUS regulations. Except as disclosed herein, the Sponsor has no other substantial ties with a non-U.S. person. While neither the Company nor the TCO Parties, with which the Company entered into the Business Combination Agreement on July 21, 2023, believe that the proposed business combination of the companies would be subject to the jurisdiction of CFIUS because, post-closing, neither the Company nor its investors will have rights that trigger CFIUS’ jurisdiction (under 31 C.F.R. 800.208, 201), if CFIUS decides to make an inquiry regarding the business combination and determines that it has jurisdiction over the business combination, CFIUS may decide to block or delay the business combination, impose conditions to mitigate national security concerns with respect to such business combination or order it to divest all or a portion of a U.S. business of the combined company if it had proceeded without first obtaining CFIUS clearance. The likelihood of a CFIUS inquiry concerning a potential business combination transaction generally tends to be higher if one or more “control” persons of a sponsor is from Hong Kong or mainland China, as is the case with us; Mr. Li is a permanent resident of Hong Kong.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because the Company has only a limited time to complete its initial business combination, its failure to obtain any required approvals within the requisite time period may require it to liquidate. If the Company liquidates, its public shareholders may only receive the redemption value per share, and its warrants will expire worthless. This will also cause investors to lose any potential investment opportunity in a target company and the chance of realizing future gains on the Company’s shareholders’ investment through any price appreciation in the combined company.

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

CHENGHE ACQUISITION CO.

Date: July 25, 2023	By:	/s/ Shibin Wang
	Name:	Shibin Wang
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 25, 2023	By:	/s/ Zhiyang Zhou
	Name:	Zhiyang Zhou
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)