Form 10-Q
period 2023-09-30
Chenghe Acquisition Co.
filed 2023-11-06
CIK 1856948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of November 6, 2023, there were 8,437,681 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CHENGHE ACQUISITION CO.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

CHENGHE ACQUISITION CO.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$185,764	$640,833
Prepaid expenses	44,089	215,720
Total Current Assets	229,853	856,553

Investments held in Trust Account	91,420,697	120,082,704
TOTAL ASSETS	$91,650,550	$120,939,257

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,816,503	$212,000
Accrued offering costs	—	50,000
Due to Sponsor	250,839	115,839
Due to third party	100,000	—
Total Current Liabilities	2,167,342	377,839
Deferred underwriting commissions	4,025,000	4,025,000
Total Liabilities	6,192,342	4,402,839

Commitments

Class A ordinary shares subject to possible redemption, $0.0001 par value, 8,437,681 and 11,500,000 number of shares at redemption value of $10.83 and $10.44 as of September 30, 2023 and December 31, 2022, respectively	91,420,697	120,082,704

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 8,437,681 and 11,500,000 shares subject to possible redemption as of September 30, 2023 and December 31, 2022, respectively)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,875,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	288	288
Additional paid-in capital	—	—
Accumulated deficit	(5,962,777)	(3,546,574)
Total Shareholders’ Deficit	(5,962,489)	(3,546,286)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$91,650,550	$120,939,257

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION CO.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating and formation costs	$1,400,917	$245,210	$2,216,203	$441,814
Loss from operations	(1,400,917)	(245,210)	(2,216,203)	(441,814)

Other income:
Interest earned on investments held in Trust Account	1,266,006	539,395	3,910,621	654,732
Other income, net	1,266,006	539,395	3,910,621	654,732

Net (loss) income	$(134,911)	$294,185	$1,694,418	$212,918

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	9,469,549	11,500,000	10,815,746	6,402,930

Basic and diluted net (loss) income per share, Class A ordinary shares subject to redemption	$(0.01)	$0.02	$0.12	$0.02

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	2,875,000	2,875,000	2,875,000	2,708,791

Basic and diluted net (loss) income per share, Non-redeemable ordinary shares	$(0.01)	$0.02	$0.12	$0.02

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION CO.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – June 30, 2023	—	$—	2,875,000	$288	$—	$(4,361,860)	$(4,361,572)
Re-measurement for Class A ordinary shares subject to redemption amount	—	—	—	—	—	(1,466,006)	(1,466,006)
Net loss	—	—	—	—	—	(134,911)	(134,911)
Balance – September 30, 2023	—	$—	2,875,000	$288	$—	$(5,962,777)	$(5,962,489)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	—	$—	2,875,000	$288	$—	$(3,546,574)	$(3,546,286)
Re-measurement for Class A ordinary shares subject to redemption amount	—	—	—	—	—	(4,110,621)	(4,110,621)
Net income	—	—	—	—	—	1,694,418	1,694,418
Balance – September 30, 2023	—	$—	2,875,000	$288	$—	$(5,962,777)	$(5,962,489)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION CO.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – June 30, 2022	—	$—	2,875,000	$288	$—	$(3,093,314)	$(3,093,026)
Re-measurement for Class A ordinary shares subject to redemption amount	—	—	—	—	—	(539,395)	(539,395)
Net income	—	—	—	—	—	294,185	294,185
Balance – September 30, 2022	—	$—	2,875,000	$288	$—	$(3,338,524)	$(3,338,236)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

							Total
					Additional		Shareholders’
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2022	—	$—	2,875,000	$288	$24,712	$(12,475)	$12,525
Fair value of Public Warrants at issuance	—	—	—	—	1,667,500	—	1,667,500
Sale of 7,750,000 Private Placement Warrants	—	—	—	—	7,750,000	—	7,750,000
Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(159,530)	—	(159,530)
Re-measurement for Class A ordinary shares subject to redemption amount	—	—	—	—	(9,282,682)	(3,538,967)	(12,821,649)
Net income	—	—	—	—	—	212,918	212,918
Balance – September 30, 2022	—	$—	2,875,000	$288	$—	$(3,338,524)	$(3,338,236)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION CO.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$1,694,418	$212,918
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(3,910,621)	(654,732)
Changes in operating assets and liabilities:
Prepaid expenses	171,631	(274,445)
Due from Sponsor	—	13,040
Long-term prepaid insurance	—	(19,381)
Accrued expenses	1,624,503	157,349
Due to Sponsor	135,000	70,839
Net cash used in operating activities	(285,069)	(494,412)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(200,000)	(118,450,000)
Cash withdrawn from Trust Account in connection with redemption	32,772,628	—
Net cash provided by (used in) investing activities	32,572,628	(118,450,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	112,700,000
Proceeds from sale of Private Placements Warrants	—	7,750,000
Proceeds from promissory note – related party	—	107,521
Proceeds from due to third party	100,000	—
Repayment of promissory note – related party	—	(300,000)
Payment of offering costs	(70,000)	(641,590)
Redemption of ordinary shares	(32,772,628)	—
Net cash (used in) provided by financing activities	(32,742,628)	119,615,931

Net Change in Cash	(455,069)	671,519
Cash – Beginning of period	640,833	—
Cash – End of period	$185,764	$671,519

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$50,393
Deferred underwriting fee payable	$—	$4,025,000
Initial classification of ordinary shares subject to possible redemption	$—	$118,450,000
Re-measurement for Class A ordinary shares subject to possible redemption	$4,110,621	$654,732

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Chenghe Acquisition Co. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on April 7, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “business combination”).

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from April 7, 2021 (inception) through September 30, 2023 relates to the Company’s formation, its initial public offering (the “IPO”), the search for a business combination target after IPO and the negotiation of the Business Combination Agreement (as defined below). The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On July 26, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary Meeting”) at which the shareholders approved the proposal to amend the Company’s amended and restated memorandum and articles of association to (i) extend the date (the “Termination Date”) by which the Company must (A) consummate a business combination or (B) cease its operations except for the purpose of winding up if it fails to complete such business combination and redeem or repurchase 100% of the Company’s public shares, for three months, from August 2, 2023 (the date which is 15 months from the closing date of the IPO, the “Original Termination Date”) to November 2, 2023 (the “First-Phase Extended Date”) for a deposit (the “First-Phase Extension Contribution”), for the period from the Original Termination Date to the First-Phase Extended Date, of the lesser of (a) $300,000 and (b) $0.075 for each public share not redeemed as of the Original Termination Date and to allow the Company, without the need for any further approval of the Company’s shareholders, by resolutions of the board of directors of the Company, to elect to further extend the Termination Date, up to six times, each by an additional month, for an aggregate of six additional months beyond the First-Phase Extended Date, until up to May 2, 2024, for a deposit (each such monthly deposit, the “Second-Phase Extension Contribution” and each of the First-Phase Extension Contribution and the Second-Phase Extension Contribution, an “Extension Contribution”), for each monthly extension after the First-Phase Extended Date, of the lesser of (a) $100,000 and (b) $0.025 for each public share not redeemed as of the Original Termination Date (such proposal, the “Extension Amendment Proposal”); and (ii) provide for the right of a holder of the Company’s Class B ordinary shares to convert into Class A ordinary shares on a one-for-one basis at any time before or concurrently with or immediately following the consummation of the business combination at the election of the holder. TCO (as defined below) has agreed to loan 50% of the amount of the Extension Contributions to the Company pursuant to the Business Combination Agreement (as defined below) and the Sponsor will loan to the Company as needed. Such loans will not bear interest and will be repayable by the Company upon consummation of its initial business combination.

In connection with the vote to approve the Extension Amendment Proposal, the holders of 3,062,319 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.70 per share, for an aggregate redemption amount of $32,772,628, leaving approximately $90 million in the Trust Account.

The First-Phase Extension Contribution was deposited into the Trust Account in three equal instalments of $100,000 on August 9, 2023, September 11, 2023 and October 6, 2023, respectively, for the extension of the Termination Date from August 2, 2023 to November 2, 2023. The Company has determined to further extend the Termination Date to December 2, 2023, and will make the first tranche of

Second-Phase Extension Contribution shortly after the condensed financial statements are issued. 50% of the funds was from the cash held by the Company outside the Trust Account and 50% was loaned by TCO.

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

On June 13, 2023, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that since the Company’s aggregate market value of its outstanding Public Warrants was less than $1 million, the Company was no longer in compliance with the Nasdaq Global Market continued listing criteria set forth in the Nasdaq Listing Rule 5452(b)(C), which requires the Company to maintain an aggregate market value of its outstanding warrants of at least $1 million. Further, on September 12, 2023, the staff of the Listing Qualifications Department of Nasdaq notified the Company that Nasdaq determined to commence proceedings to delist the Company’s Public Warrants from Nasdaq and that trading in the Public Warrants would be suspended at the opening of business on September 21, 2023. The Company did not request an appeal of such determination. On October 12, 2023, Nasdaq filed a notification of removal from listing on Form 25, indicating the delisting of the Public Warrants from Nasdaq.

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

Liquidity and Going Concern

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date these financial statements are issued.

In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 2, 2023 (or May 2, 2024 if the Company properly extends the Termination Date as authorized under the Extension Amendment Proposal) to consummate the initial business combination. The Company intends to complete the initial business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by December 2, 2023 (or May 2, 2024 if the Company properly extends the Termination Date as authorized under the Extension Amendment Proposal). Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 2, 2023 (or May 2, 2024 if the Company properly extends the Termination Date as authorized under the Extension Amendment Proposal).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022. The Company held $185,764 and $640,833 in cash as of September 30, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account

As of September 30, 2023 and December 31, 2022, the assets held in the Trust Account were marketable securities which are reported at fair value. As of September 30, 2023 and December 31, 2022, the Company had $91,420,697 and $120,082,704 held in the Trust Account.

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

In connection with the Extraordinary Meeting held on July 26, 2023, the holders of 3,062,319 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.70 per share, for an aggregate redemption amount of $32,772,628, leaving approximately $90 million in the Trust Account.

As of September 30, 2023 and December 31, 2022, the amount of Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(1,667,500)
Class A ordinary shares issuance at cost	(7,049,417)
Plus:
Re-measurement for Class A ordinary shares subject to possible redemption	13,799,621
Contingently redeemable ordinary share, December 31, 2022	120,082,704
Less:
Redemption of Class A ordinary shares	(32,772,628)
Plus:
Re-measurement for Class A ordinary shares subject to possible redemption	4,110,621
Contingently redeemable ordinary share, September 30, 2023	$91,420,697

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net (Loss) Income per Ordinary Share

Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. On May 2, 2022, the underwriters fully exercised their over-allotment option, hence, 375,000 Founder Shares were no longer subject to forfeiture (see Note 5). In connection with the Extraordinary Meeting held on July 26, 2023, the holders of 3,062,319 Class A ordinary shares elected to redeem their shares for cash, leaving 8,437,681 Class A ordinary shares still outstanding.

As of September 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted (loss) income per share is the same as basic income per share for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(103,491)	$(31,420)	$235,348	$58,837	$1,338,597	$355,821	$149,620	$63,298
Denominator:
Basic and diluted weighted average shares outstanding	9,469,549	2,875,000	11,500,000	2,875,000	10,815,746	2,875,000	6,402,930	2,708,791
Basic and diluted net (loss) income per ordinary share	$(0.01)	$(0.01)	$0.02	$0.02	$0.12	$0.12	$0.02	$0.02

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

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets. The fair values of cash, prepaid assets, and accounts payable are estimated to approximate the carrying values as of September 30, 2023 and December 31, 2022 due to the short maturities of such instruments.

The estimated fair values of all assets held in the Trust Account are determined using available market information and classified as Level 1 measurements.

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board Accounting Standards Codification 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. Based on the warrant agreement and private placement warrants purchase agreement, both dated April 27, 2022, pursuant to which the Public Warrants and the Private Placement Warrants were issued respectively, management concluded that the Public Warrants and Private Placement Warrants qualify for equity accounting treatment.

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

NOTE 3. INITIAL PUBLIC OFFERING

On May 2, 2022, the Company sold 11,500,000 Units, including 1,500,000 Units as a result of the underwriters’ full exercise of the over-allotment option, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). Each warrant will become exercisable 30 days after the completion of the initial business combination, and will expire five years after the completion of the initial business combination or earlier upon redemption or liquidation.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 7,750,000 warrants at a price of $1.00 per warrant, for an aggregate purchase price of $7,750,000.

A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a business combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the Private Placement Warrants will be worthless (see Note 8).

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On April 8, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of the offering and formation costs in exchange for an aggregate of 7,187,500 Founder Shares. On June 20, 2021 and on December 28, 2021, respectively, the Sponsor surrendered and forfeited to the Company 1,437,500 Founder Shares for no consideration, following which, the Sponsor holds 4,312,500 Founder Shares. On March 29, 2022, the Sponsor further surrendered and forfeited to the Company 1,437,500 Founder Shares for no consideration, following which the Sponsor holds 2,875,000 Founder Shares. As a result of these surrender and forfeiture of Founder Shares, the per share price increased to approximately $0.009 per share. On March 30, 2022, the Sponsor transferred an aggregate of 177,439 of its Founder Shares to the Company’s independent director nominees and advisory board member, for their board and advisory services, in each case for no cash consideration, including 20,000 shares to each of Kwan Sun, Robert Ewing and Ning Ma, 50,000 shares to Kenneth W. Hitchner and 67,439 shares to Dr. Zhiwei Liu, respectively. On May 2, 2022, the underwriters fully exercised their over-allotment option, resulting in 375,000 Founder Shares were no longer subject to forfeiture, so that the number of Founder Shares outstanding as of September 30, 2023 was 2,875,000 and the Sponsor holds 2,697,561 Founder Shares.

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

Administrative Services Agreement

Commencing on April 27, 2022, the effective date of the Company’s registration statement for IPO, the Company shall pay to the Sponsor $15,000 per month for office space, utilities, secretarial support and administrative services provided to members of the Company’s management team. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2023, the Company incurred $45,000 and $135,000 in fees for these services, respectively, and such amount is included in due to Sponsor in the accompanying balance sheets. For the three and nine months ended September 30, 2022, the Company incurred $45,000 and $76,548 in fees for these services, respectively, and such amount is included in due to Sponsor in the accompanying balance sheets.

Due to Sponsor

As of September 30, 2023, the amount due to Sponsor was $250,839, which consists of $256,548 administrative service fee as described above, partially net off by $5,709 legal fee paid by the Company on behalf of the Sponsor.

Promissory Note — Related Party

On April 8, 2021, the Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and due at the earlier of June 30, 2022 or the closing of the IPO. As of May 2, 2022, the Company had borrowed $300,000 and repaid under the promissory note.

Related Party Loans

In order to finance working capital deficit or to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes its initial business combination, the Company would repay the Working Capital Loans. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into Private Placement Warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The terms of such warrants would be identical to those of the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

NOTE 6. DUE TO THIRD PARTY

Pursuant to the Business Combination Agreement, TCO agrees to be responsible for 50% of the amount of each Extension Contribution. As of September 30, 2023, $100,000 in total has been loaned by TCO to the Company and deposited into Trust Account for the extension as described in Note 1. The Company recorded the amount received from TCO as due to third party in the accompanying balance sheets.

On October 6, 2023, TCO extended an additional $50,000 loan to the Company for Extension Contribution purpose. Up to the date that the condensed financial statements were issued, TCO has extended $150,000 loan to the Company in total.

NOTE 7. COMMITMENTS

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2023 and December 31, 2022, there were no shares of preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2023 and December 31, 2022, there were no shares of Class A ordinary shares issued or outstanding, excluding 8,437,681 and 11,500,000 shares of Class A ordinary shares subject to redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On April 8, 2021, the Company issued 7,187,500 Class B ordinary shares to its Sponsor for $25,000, or approximately $0.003 per share. On June 20, 2021 and on December 28, 2021, respectively, the Sponsor surrendered and forfeited to the Company 1,437,500 Founder Shares for no consideration, following which, the Sponsor holds 4,312,500 Founder Shares. On March 29, 2022, the Sponsor surrendered and forfeited to the Company 1,437,500 Founder Shares, following which the Sponsor holds 2,875,000 Founder Shares, 375,000 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. On May 2, 2022, the underwriters fully exercised their over-allotment option, hence, 375,000 Founder Shares were no longer subject to forfeiture, so that the number of Founder Shares outstanding as of September 30, 2023 was 2,875,000.

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

Warrants – As of September 30, 2023 and December 31, 2022, the total number of Public Warrants and Private Placement Warrants outstanding were 13,500,000 and 13,500,000, respectively. Each whole warrant is exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment as provided herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities, for capital raising purposes in connection with the closing of the initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of the initial business combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 10-trading day period starting on the trading day prior to the day on which the Company consummates its initial business combination (such price, the “Market Value”) of the Class A ordinary shares is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On October 6, 2023, TCO extended an additional $50,000 loan to the Company for Extension Contribution purpose. Up to the date that the condensed financial statements were issued, TCO has extended $150,000 loan to the Company in total.

On October 25, 2023, the Company issued a non-interest bearing non-convertible unsecured promissory note (the “October 2023 Note”) to the Sponsor, for a principal amount of up to $350,000. The Company may draw down up to $150,000 under the October 2023 Note to pay the Extension Contribution and up to $200,000 for general corporate purposes. The entire unpaid principal balance of the October 2023 Note shall be due and payable on the effective date of an initial Business Combination, unless accelerated upon the occurrence of an Event of Default (as defined in the October 2023 Note). Up to the date that the condensed financial statements were issued, no amount was outstanding under the October 2023 Note.

On November 1, 2023, the board of the directors of the Company approved to extend the Termination Date to December 2, 2023, and authorized each of the chairman of the board, the chief executive officer, and the chief financial officer of the Company, if the Company does not consummate a Business Combination on or before December 2, 2023, to approve the further extension of the period of time to consummate a Business Combination, for up to five times by an additional one month each time, prior to the last day of such extended month, until May 2, 2024. The Company will make the first tranche of Second-Phase Extension Contribution shortly after the condensed financial statements are issued.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 7, 2021 (inception) through September 30, 2023 were organizational activities, those necessary to prepare for the IPO, described below, identifying a target company for a business combination and negotiating the Business Combination Agreement. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

On July 26, 2023, the Company held the Extraordinary Meeting at which the shareholders of the Company approved the proposal to amend the Company’s amended and restated memorandum and articles of association to (i) extend the date by which the Company must (A) consummate a business combination or (B) cease its operations except for the purpose of winding up if it fails to complete such business combination and redeem or repurchase 100% of the Company’s public shares, for three months, from August 2, 2023 (the date which is 15 months from the closing date of the IPO) to November 2, 2023 for a deposit, for the period from the Original Termination Date to the First-Phase Extended Date, of the lesser of (a) $300,000 and (b) $0.075 for each public share not redeemed as of the Original Termination Date and to allow the Company, without the need for any further approval of the Company’s shareholders, by resolutions of the board of directors of the Company, to elect to further extend the Termination Date, up to six times, each by an additional month, for an aggregate of six additional months beyond the First-Phase Extended Date, until up to May 2, 2024, for a deposit, for each monthly extension after the First-Phase Extended Date, of the lesser of (a) $100,000 and (b) $0.025 for each public share not redeemed as of the Original Termination Date; and (ii) provide for the right of a holder of the Company’s Class B ordinary shares to convert into Class A ordinary shares on a one-for-one basis at any time before or concurrently with or immediately following the consummation of the business combination at the election of the holder.

For the three months ended September 30, 2023, we had a net loss of $134,911, which consists of operating costs of $1,400,917, partially offset by interest income on investments held in the Trust Account of $1,266,006.

For the three months ended September 30, 2022, we had a net income of $294,185, which consists of interest income on investments held in the Trust Account of $539,395, partially offset by operating costs of $245,210.

For the nine months ended September 30, 2023, we had a net income of $1,694,418, which consists of interest income on investments held in the Trust Account of $3,910,621, partially offset by operating costs of $2,216,203.

For the nine months ended September 30, 2022, we had a net income of $212,918, which consists of interest income on investments held in the Trust Account of $654,732, partially offset by operating costs of $441,814.

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

For the nine months ended September 30, 2023, cash used in operating activities was $285,069. Net income of $1,694,418 was affected by interest earned on investments held in the Trust Account of $3,910,621. Changes in operating assets and liabilities provided by $1,875,526 of cash for operating activities.

For the nine months ended September 30, 2022, cash used in operating activities was $494,412. Net income of $212,918 was affected by interest earned on investments held in the Trust Account of $654,732. Changes in operating assets and liabilities used $52,598 of cash for operating activities.

In connection with the vote to approve the Extension Amendment Proposal, the holders of 3,062,319 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.70 per share, for an aggregate redemption amount of $32,772,628, leaving approximately $90 million in the Trust Account.

TCO has agreed to loan 50% of the amount of each Extension Contribution to the Company and the Sponsor will loan to the Company as needed. Such loans will not bear interest and will be repayable by the Company upon consummation of its initial business combination. The First-Phase Extension Contribution was deposited into the Trust Account in three equal instalments of $100,000 on August 9, 2023, September 11, 2023 and October 6, 2023, respectively, for the extension of the Termination Date from August 2, 2023 to November 2, 2023. The Company has determined to further extend the Termination Date to December 2, 2023, and will make the first tranche of Second-Phase Extension Contribution shortly after the condensed financial statements are issued. 50% of the funds was from the cash held by the Company outside the Trust Account and 50% was loaned by TCO.

As of September 30, 2023, we had investments held in the Trust Account of $91,420,697 consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2023, we had cash of $185,764. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay for directors and officers liability insurance premiums.

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

On October 25, 2023, the Company issued a non-interest bearing non-convertible unsecured promissory note to the Sponsor, for a principal amount of up to $350,000. The Company may draw down up to $150,000 under the October 2023 Note to pay the Extension Contribution and up to $200,000 for general corporate purposes. The entire unpaid principal balance of the October 2023 Note shall be due and payable on the effective date of an initial Business Combination, unless accelerated upon the occurrence of an Event of Default  (as defined in the October 2023 Note, which has been filed by the Company with the SEC in a Current Report on Form 8-K on October 25, 2023). Up to the date that the condensed financial statements contained elsewhere in this Quarterly Report were issued, no amount was outstanding under the October 2023 Note.

Prior to the completion of the IPO, we lacked the liquidity we needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. We have since completed our IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to us for general working capital purposes. Accordingly, management has since reevaluated our liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date these financial statements are issued. Based on above, we do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

In addition, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until December 2, 2023 (or May 2, 2024 if the Company properly extends the Termination Date as authorized under the Extension Amendment Proposal) to consummate the initial business combination. We intend to complete the initial business combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by December 2, 2023 (or May 2, 2024 if the Company properly extends the Termination Date as authorized under the Extension Amendment Proposal). Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 2, 2023 (or May 2, 2024 if the Company properly extends the Termination Date as authorized under the Extension Amendment Proposal).

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net (Loss) Income per Share

Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. On May 2, 2022, the underwriters fully exercised their over-allotment option, hence, 375,000 Founder Shares were no longer subject to forfeiture. In connection with the Extraordinary Meeting held on July 26, 2023, the holders of 3,062,319 Class A ordinary shares elected to redeem their shares for cash, leaving 8,437,681 Class A ordinary shares still outstanding. As of September 30, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted (loss) income per share is the same as basic income per share for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our public warrants have been delisted from Nasdaq.

On June 13, 2023, we received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that since the Company’s aggregate market value of its outstanding warrants was less than $1 million, the Company was no longer in compliance with the Nasdaq Global Market continued listing criteria set forth in the Nasdaq Listing Rule 5452(b)(C) (the “Rule”), which requires the Company to maintain an aggregate market value of its outstanding warrants of at least $1 million.

The Company has been given 45 calendar days from the date of the Notice, or until July 28, 2023, to submit a plan to regain compliance with the Rule. The Company did not submit such plan before July 28, 2023. On September 12, 2023, the Company received a notification from Nasdaq, indicating that Nasdaq determined to commence proceedings to delist the Company’s warrants and that trading in the warrants would be suspended at the opening of business on September 21, 2023. The Company did not appeal the delisting determination. On October 12, 2023, Nasdaq filed a notification of removal from listing on Form 25, delisting the Company’s warrants from Nasdaq. The Company has not made any application to list the warrants on the OTC markets.

After the delisting of our public warrants from Nasdaq, the Company and the holders of the Company’s public warrants could face adverse consequences, including, among other things, reduced liquidity of our public warrants, limited availability of market quotations for our public warrants, and potentially becoming subject to regulation in each state in which we offer our public warrants. The holders of the public warrants may be unable to sell the public warrants held by it, him or her unless a market can be established or sustained.

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

CHENGHE ACQUISITION CO.

Date: November 6, 2023	By:	/s/ Shibin Wang
	Name:	Shibin Wang
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 6, 2023	By:	/s/ Zhiyang Zhou
	Name:	Zhiyang Zhou
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)